Form 10-K/A
period 2005-12-31
Structured Asset Mortgage Investments II Trust 2005-F2
filed 2006-04-12
CIK 1343142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K/A
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
By (Signature and Title):
Date: April 7, 2006
(Registrant):
Structured Asset Mortgage Investments II Inc.
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